Form 10-K
period 2006-12-31
Nelnet Student Loan Trust 2006-2
filed 2007-04-02
CIK 1362530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .............. to ..............

                       Commission file number 333-128658-2

                    NELNET STUDENT LOAN FUNDING TRUST 2006-2
                                 ISSUING ENTITY
           (Exact name of issuing entity as specified in its charter)

                        NELNET STUDENT LOAN FUNDING, LLC
                                    DEPOSITOR
              (Exact name of depositor as specified in its charter)

                                  NELNET, INC.
                                     SPONSOR
               (Exact name of sponsor as specified in its charter)


                               Delaware 75-2997993
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)


                        121 South 13th Street, Suite 201
                             Lincoln, Nebraska                 68508
                 (Address of principal executive offices)    (Zip Code)

                                 (402) 458-2370
              (Depositor's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.
                                   YES __ NO X

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE ACT.
                                   YES __ NO X

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                  YES X NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

  LARGE ACCELERATED FILER __   ACCELERATED FILER __   NON-ACCELERATED FILER X

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT). YES__ NO X

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL
QUARTER: NONE


                       DOCUMENTS INCORPORATED BY REFERENCE
        Certain information related to Item 1115(b) of Regulation AB contained in the prospectus supplement filed by the depositor with the SEC on May 16, 2006, and in the supplement to the prospectus supplement filed by the depositor with the SEC on May 17, 2006.

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

  Item 1.   Business...........................................................1
  Item 1A.  Risk Factors.......................................................1
  Item 1B.  Unresolved Staff Comments..........................................1
  Item 2.   Properties.........................................................1
  Item 3.   Legal Proceedings..................................................1
  Item 4.   Submission of Matters to a Vote of Security Holders................1

                                     PART II

  Item 5.   Market for Registrant's Common Equity, Related Stockholder
              Matters, and Issuer Purchases of Equity Securities...............1
  Item 6.   Selected Financial Data............................................1
  Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operation.............................................1
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.........1
  Item 8.   Financial Statements and Supplementary Data........................1
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.............................................2
  Item 9A.  Controls and Procedures............................................2
  Item 9B.  Other Information..................................................2

                                    PART III

  Item 10.  Directors, Executive Officers, and Corporate Governance............2
  Item 11.  Executive Compensation.............................................2
  Item 12.  Security Ownership of Certain Beneficial Owners and Management
              and Related Shareholder Matters..................................2
  Item 13.  Certain Relationships and Related Transactions and Director
              Independence.....................................................2
  Item 14.  Principal Accounting Fees and Services.............................2

                                    PART IV

  Item 15.  Exhibits and Financial Statement Schedules.........................3

  ADDITIONAL DISCLOSURE REQUIRED BY REGULATION AB..............................3

  SIGNATURES...................................................................5

                                     PART I


ITEM 1.  BUSINESS

       Omitted


    ITEM 1A.  RISK FACTORS

       Omitted


    ITEM 1B.  UNRESOLVED STAFF COMMENTS

        The issuing entity has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.


ITEM 2.  PROPERTIES

       Omitted


ITEM 3.  LEGAL PROCEEDINGS

       Omitted


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Omitted


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       Omitted


ITEM 6.  SELECTED FINANCIAL DATA

       Omitted


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       Omitted

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Omitted


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Omitted

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Omitted

    ITEM 9A.  CONTROLS AND PROCEDURES

       Omitted


    ITEM 9B.  OTHER INFORMATION

       During the fourth quarter of 2006, no information was required to be disclosed in a report on Form 8-K, but not reported.



                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

       Omitted

ITEM 11.  EXECUTIVE COMPENSATION

       Omitted

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

       Omitted


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

       Omitted


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

       Omitted

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


EXHIBITS

   The following documents are filed as part of this Annual Report on Form 10-K.

   EXHIBIT NO.        DESCRIPTION
   -----------        -----------

        23.1    Consent of KPMG Deutsche Treuhand-Gesellschaft
                Aktiengesellschaft Wirtschaftsprufungsgesellschaft

        31.1    Rule 15d - 14(d) Certification

        35.1 Annual Statement of Compliance - Officer's Certificate of the Servicer (National Education Loan Network, Inc.)

        35.2 Annual Statement of Compliance - Officer's Certificate of the Servicer (Nelnet, Inc.)

        35.3 Annual Statement of Compliance - Officer's Certificate of the Administrator (National Education Loan Network, Inc.)

        99.1 Management's Assertion of Compliance with Regulation AB Servicing Criteria (National Education Loan Network, Inc.)

        99.2 Management's Assertion of Compliance with Regulation AB Servicing Criteria (Nelnet, Inc.)

        99.3 Report of Independent Registered Public Accounting Firm (National Education Loan Network, Inc.)

        99.4 Report of Independent Registered Public Accounting Firm (Nelnet, Inc.)

THE FOLLOWING ARE ADDITIONAL DISCLOSURE ITEMS REQUIRED OF ASSET-BACKED ISSUERS BY REGULATION AB.


ITEM 1112(B).  SIGNIFICANT OBLIGOR FINANCIAL INFORMATION.

        Not applicable.

ITEM 1114(B)(2).  SIGNIFICANT ENHANCEMENT PROVIDER INFORMATION.

        Not applicable.

ITEM 1115(B).  DERIVATIVE PRODUCT COUNTERPARTIES.

        Deutsche Bank Aktiengesellschaft is the counterparty to a currency swap agreement with the issuing entity as described in the prospectus supplement previously filed with the SEC on May 16, 2006 pursuant to Rule 424, File Number 333-128658-2. The financial statements of Deutsche Bank Aktiengesellschaft contained in its most recent Form 20-F are incorporated by reference in this annual report on Form 10-K and can be found on the SEC website at www.sec.gov under File Number 001-15242.

ITEM 1117.  LEGAL PROCEEDINGS.

        The depositor is unaware of any legal proceedings involving the issuing entity.

ITEM 1119.  AFFILIATES AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information related to affiliates of the issuing entity and certain relationships and related transactions is provided in the sections "Nelnet Student Loan Trust 2006-2" and "The Student Loan Operations of Nelnet Student Loan Trust 2006-2" in the prospectus supplement and in the section "The Sponsor, the Depositor, and the Master Servicer and Administrator" in the prospectus, previously filed with the SEC on May 16, 2006 pursuant to Securities Act Rule 424, File Number 333-128658-2.

ITEM 1122.  COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

        There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

ITEM 1123.  SERVICER COMPLIANCE STATEMENT.

        A Servicer Compliance Statement for each of National Education Loan Network, Inc. as master servicer and administrator and Nelnet, Inc. as subservicer is included as an exhibit to this Report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  April 2, 2007

                                      NELNET STUDENT LOAN FUNDING, LLC,
                                        as depositor
                                      By: Nelnet Student Loan Funding
                                      Management Corporation, as Manager
                                      and Special Member


                                     By: /s/  JEFFREY R. NOORDHOEK
                                         --------------------------------
                                          Jeffrey R. Noordhoek, Vice President